Form 10-K
period 1997-12-31
AMRESCO RESIDENTIAL SECURITIES CORP MORT LOAN TRUST 1997-3
filed 1998-03-24
CIK 1043480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               Commission File number 333-30759-08

 AMRESCO Residential Securities Corporation Mortgage Loan Trust 1997-3

          New York                           Application Pending
 (State of other jurisdiction                  (I.R.S. Employer
              of                             Identification No.)
incorporation or organization)

   c/o The Bank of New York
   101 Barklay Street, 12E                     10286
         New York, NY                        (Zip Code)
    (Address of principal
      executive offices)

Registrant's telephone number, including area code:  (909) 605-7600

Securities registered pursuant to Section 12(b) of the Act:

             None                               None
    (Title of each class)            (Name of each exchange on
                                         which registered)
                              None
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not applicable.

Number of shares of common stock outstanding as of December 31, 1997. Not applicable.

      Documents Incorporated by Reference.  Not applicable.
                             PART I
ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

     AMRESCO Residential Securities Corporation (the "Depositor") is not aware of any material pending legal proceedings involving either the AMRESCO Residential Securities Corporation Mortgage Loan Trust 1997-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement dated as of September 1, 1997, among the Depositor, AMRESCO Residential Mortgage Corporation in its capacity as seller, Advanta Mortgage Corp. USA, Long Beach Mortgage Company and Option One Mortgage Corporation as the servicers (the "Servicers"), and The Bank of New York in its capacity as trustee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

     All of the Class A-1, A-1, A-3, A-4, A-5, A-6, A-7, A-8, A-9
and A-10 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records
of  holders of beneficial interests in such Certificates.   Based
on information obtained from DTC, as of January 29, 1998, there were 3 holders of the Class A-1 Certificates, 9 holders of the Class A-2 Certificates, 14 holders of the Class A-3 Certificates, 1 holders of the Class A-4 Certificates, 1 holders of the Class A-5 Certificates, 3 holders of the Class A-6 Certificates, 2 holders of the Class A-7 Certificates, 2 holders of the Class A-8 Certificates, 2 holders of the Class A-9 Certificates, and 9 holders of the Class A-10 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

     Not applicable.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Complication of Monthly Trustee's Statements attached as Exhibit
99.3 hereto, the gross servicing compensation paid to the Servicers for the year ended December 31, 1997 was $1,377,249.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                 Amount Owned
           Name and Address                     All Dollar Amounts
                                        Class    Are in Thousands
                                                Principal  Percent

Brown Brothers Harriman & Co.           A-1      4,000,000   13%
63 Wall Street, 8th Floor
New York, NY 10005

Republic National Bank of New York      A-1     21,500,000   68%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

SSB - Custodian                         A-1      6,000,000   19%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Bankers Trust Company                   A-2     15,230,000   42%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

NationsBank of Texas, N.A.              A-2      6,420,000   18%
Trust Operations, 16th Floor
1401 Elm Street
Dallas, TX 75202

Prudential Securities Incorporated      A-2      3,430,000   10%
Prudential Securities Proxy Dept
111 Eight Avenue
New York, NY 10011

Republic National Bank of New York      A-2      7,300,000   20%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

Republic National Bank of New York      A-2      1,700,000    5%
One Hanson Place, Lower Level
Brooklyn, NY 11243

Bankers Trust Company                   A-3      8,230,000   20%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and Trust Company   A-3      5,395,000   13%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-
3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    A-3      6,225,000   15%
4 New York Plaza
13th Floor
New York, NY 10004

Citibank, N. A.                         A-3     10,220,000   25%
P.O. Box 30576
Tampa, FL 33630-3576

SSB -Custodian                          A-3      6,870,000   16%
Global Corp Action Dept JAB5W
Boston, MA 02105-1631

PNC Bank, N. A./ Pittsburgh             A-4     29,100,000  100%
One PNC Plaza, 9th Floor
Pittsburgh, PA 15222-7707

Morgan Stanley & Co. Incorporated       A-5     14,600,000  100%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Comerica Bank                           A-6      3,550,000   25%
Cap. Chg./Proxy 7CBB/MC 3530
Detroit, MI 48275-3530

Northern Trust Company                  A-6     10,100,000   71%
801 S. Canal C-IN
Chicago, IL 60607

Morgan Stanley & Co. Incorporated       A-7     11,300,000   74%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Prudential Securities Incorporated      A-7      4,000,000   26%
Prudential Securities Proxy Dept
111 Eight Avenue
New York, NY 10011

Morgan Stanley & Co. Incorporated       A-8     14,790,000   75%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Prudential Securities Incorporated      A-8      5,000,000   25%
Prudential Securities Proxy Dept
111 Eight Avenue
New York, NY 10011

Morgan Stanley & Co. Incorporated       A-9     16,980,000   76%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Prudential Securities Incorporated      A-9      5,500,000   24%
Prudential Securities Proxy Dept
111 Eight Avenue
New York, NY 10011

Bankers Trust Company                   A-10   126,871,000   23%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                    A-10    70,000,000   13%
4 New York Plaza
13th Floor
New York, NY 10004

Citibank, N. A.                         A-10    45,000,000   8%
P.O. Box 30576
Tampa, FL 33630-3576

DAIWA Securities America Inc.           A-10    81,629,000   15%
Financial Square
32 Old Slip, 14th Floor
New York, NY 10005

Deutsche Morgan Grenfell Inc.           A-10    25,000,000    5%
C/O ADP Proxy Services

Investors Bank & Trust/M.F. Custody     A-10    32,040,000    6%
200 Clarendon Street
15th Floor,  Hancock Tower
Boston, MA 02116

SSB - Custodian                         A-10   146,500,000   25%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K

      (a) The following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:


           Exhibit No.                      Description
            99.1 (a)               Statement of Compliance of the
                                   Servicer - Advanta
            99.1 (b)               Statement of Compliance of the
                                   Servicer - Option One
            99.1 (c)               Statement of Compliance of the
                                   Servicer - AMREIQUEST (Long Beach)
            99.2 (a)               Annual Report of Independent
                                   Accountants with respect to
                                   the Servicer's overall
                                   servicing operations - Arthur Andersen LLP
            99.2 (b)               Annual Report of Independent
                                   Accountants with respect to
                                   the Servicers' overall servicing
                                   operations - KPMG Peat Marwick LLP
            99.2 (c)               Annual Report of Independent
                                   Accountants with respect to
                                   the Servicers' overall servicing
                                   operations -  Deloitte & Touche LLP

(b)  Reports on Form 8-K.

     Reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                   Items Reported/Financial
        Date of Reports on             Statements Filed
             Form 8-K
       September 17, 1997   Acquisition or Disposition of Assets.
                            Underwriting and Pooling and Servicing
                            Agreements.
       September 17, 1997   Acquisition or Disposition of Assets.
                            Subsequent Transfer Agreements.
       October 24, 1997     Acquisition or Disposition of Assets.
                            Transfer Agreement
       October 27, 1997     Trustee's Monthly Report for the
                            September Monthly Period.
       October 27, 1997     Amended Trustee's Monthly Report for
                            the September Monthly Period.
       November 25, 1997    Trustee's Monthly Report for the
                            October Monthly Period.
       December 26, 1997    Trustee's Monthly Report for the
                            November Monthly Period.
       January 26, 1998     Trustee's Monthly Report for the
                            December Monthly Period.

                           SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMRESCO RESIDENTIAL SECURITIES CORPORATION
                                                  on behalf of AMRESCO
                    Residential Securities Corporation Mortgage
                    Loan Trust 1997-3


                    By:  /s/ Ron B. Kirkland
                    Name:  Ron B. Kirkland
                    Title: Vice President and Chief Accounting Officer


Date:  March 23, 1998

                       INDEX TO EXHIBITS
                           Item 14(C)


             Exhibit No.                   Description
               99.1 (a)          Statement of Compliance of the
                                 Servicer - Advanta
               99.1 (b)          Statement of Compliance of the
                                 Servicer - Option One
               99.1 (c) Statement of Compliance of the Servicer - AMREIQUEST (Long Beach)
               99.2 (a) Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations - Arthur Andersen LLP
               99.2 (b) Annual Report of Independent Accountants with respect to the Servicers' overall servicing operations - KPMG Peat Marwick LLP
               99.2 (c) Annual Report of Independent Accountants with respect to the Servicers' overall servicing operations - Deloitte & Touche LLP